Form 10-Q
period 1995-06-30
SUMMIT BANCORPORATION
filed 1995-08-14
CIK 200754

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                     For the quarter ended June 30, 1995



                        Commission file number 0-8026



                                  __________




                          THE SUMMIT BANCORPORATION
            (Exact name of registrant as specified in its charter)

                New Jersey                              22-2007124
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)

        One Main Street, Chatham, New Jersey              07928
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code: (201) 701-2666

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  No    .

Number of shares of Common Stock outstanding as of June 30, 1995: 33,719,524

                              INDEX - FORM 10-Q


PART I   FINANCIAL INFORMATION                                             Page

Item 1   Financial Statements. . . . . . . . . . . . . . . . . . . . . . .   1

             Consolidated Balance Sheet. . . . . . . . . . . . . . . . . .   1
             Consolidated Statement of Income. . . . . . . . . . . . . . .   2
             Consolidated Statement of Stockholders' Equity. . . . . . . .   3
             Consolidated Statement of Cash Flows. . . . . . . . . . . . .   4
             Notes to Consolidated Financial Statements. . . . . . . . . .   5

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . .   6


PART II  OTHER INFORMATION

Item 1   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 2   Changes in Securities . . . . . . . . . . . . . . . . . . . . . .  14

Item 3   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .  14

Item 4   Submission of Matters to a Vote of Security Holders . . . . . . .  14

Item 5   Other Information . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Exhibit 12 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                        PART I.  FINANCIAL INFORMATION

                 The Summit Bancorporation and Subsidiaries
                          Consolidated Balance Sheet
                                 (Unaudited)

                                                                                             June 30,            December 31,
                                                                                                1995                 1994
                                                                                             ________            ___________
                                                                                                     (In Thousands)
Assets
Cash and Due from Banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  285,529            $  261,665
Federal Funds Sold and Other Short-Term Investments. . . . . . . . . . . . . . . . . . . .     58,881                 8,208

Investment Securities:
    U.S. Treasury. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,309                15,689
    U.S. Government Agency . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    581,686               390,695
    State and Municipal. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32,631                47,919
    Other Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    287,364               253,696
                                                                                            ---------             ---------
           Total Investment Securities (Market Value of $916,748 and $669,154) . . . . . .    915,990               707,999

Securities Available for Sale:
    U.S. Treasury. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     40,000                96,404
    U.S. Government Agency . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    505,352               615,301
    State and Municipal. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,561                     -
    Other Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    143,662               211,709
                                                                                            ---------             ---------
           Total Securities Available for Sale . . . . . . . . . . . . . . . . . . . . . .    700,575               923,414

Trading Account Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,740                 1,357

Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3,454,536             3,448,605
Less:  Allowance for Loan Losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     91,386                91,169
                                                                                            ---------             ---------
           Net Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3,363,150             3,357,436

Premises and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     44,585                45,034
Other Real Estate Owned. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,388                15,830
Accrued Interest Receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32,005                29,600
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     95,500               116,922
                                                                                            ---------             ---------
           Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $5,512,343            $5,467,465
                                                                                            =========             =========

Liabilities and Stockholders' Equity
Deposits:
    Demand     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  780,451            $  781,244
    Savings and NOW Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,507,534             1,620,081
    Money Market Accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    810,914               770,987
    Certificates of Deposits of $100,000 and Over. . . . . . . . . . . . . . . . . . . . .    244,364               223,326
    Other Time . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,153,930             1,013,680
                                                                                            ---------             ---------
           Total Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4,497,193             4,409,318

Federal Funds Purchased and Other Short-Term Borrowings. . . . . . . . . . . . . . . . . .    172,090               231,028
Accrued Expenses and Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     58,569                56,786

Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    317,187               338,763
                                                                                            ---------             ---------
           Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5,045,039             5,035,895

Stockholders' Equity:
    Preferred Stock, No Par Value, Authorized 12,000 Shares
      Cumulative Adjustable Rate
      Issued and Outstanding 504 and 800 Shares. . . . . . . . . . . . . . . . . . . . . .     12,612                20,000
    Common Stock, No Par Value, Authorized 50,000 Shares
      Issued 33,804 and Issued and Outstanding 33,439 Shares . . . . . . . . . . . . . . .     49,873                49,320

    Surplus  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    311,490               305,075
    Retained Earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     94,223                72,215
    Common Stock in Treasury, at Cost, 84 Shares . . . . . . . . . . . . . . . . . . . . .     (1,632)                    -
    Net Unrealized Gains (Losses) on Securities Available for Sale . . . . . . . . . . . .        738               (15,040)
                                                                                            ---------             ---------
           Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . . .    467,304               431,570
                                                                                            ---------             ---------
           Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . . . . . . . $5,512,343            $5,467,465
                                                                                            =========             =========



































See Accompanying Notes to Consolidated Financial Statements.

                  The Summit Bancorporation and Subsidiaries
                       Consolidated Statement of Income
                                 (Unaudited)

                                                                          Three Months Ended              Six Months Ended
                                                                               June 30,                        June 30,
                                                                        ---------------------          ---------------------
                                                                         1995             1994          1995          1994
                                                                        ------           ------        -------       -------
                                                                                           (In Thousands)
Interest Income:
Interest and Fees on Loans . . . . . . . . . . . . . . . . . . . . .   $72,271          $58,232       $142,791      $114,842
Interest and Dividends on Investment Securities:
    Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,725           12,408         25,505        23,619
    Tax-Exempt . . . . . . . . . . . . . . . . . . . . . . . . . . .       462              683          1,000         1,384
Interest and Dividends on Securities Available for Sale:
    Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,794           11,108         22,795        19,061
    Tax-Exempt . . . . . . . . . . . . . . . . . . . . . . . . . . .       818              325          1,035           776
Interest on Trading Account Securities . . . . . . . . . . . . . . .        12               20             23            43
Interest on Federal Funds Sold and
  Other Short-Term Investments . . . . . . . . . . . . . . . . . . .     1,874              478          2,450         2,509
                                                                        ------           ------        -------       -------
        Total Interest Income. . . . . . . . . . . . . . . . . . . .    99,956           83,254        195,599       162,234

Interest Expense:
Interest on Deposits . . . . . . . . . . . . . . . . . . . . . . . .    37,773           24,745         70,529        49,296
Interest on Federal Funds Purchased and
  Other Short-Term Borrowings. . . . . . . . . . . . . . . . . . . .     2,966            2,131          5,909         3,292
Interest on Long-Term Debt . . . . . . . . . . . . . . . . . . . . .     5,232            3,865         10,479         7,618
                                                                        ------           ------        -------       -------
        Total Interest Expense . . . . . . . . . . . . . . . . . . .    45,971           30,741         86,917        60,206
                                                                        ------           ------        -------       -------
Net Interest Income. . . . . . . . . . . . . . . . . . . . . . . . .    53,985           52,513        108,682       102,028
Provision for Loan Losses. . . . . . . . . . . . . . . . . . . . . .     1,200            2,550          2,400         5,100
                                                                        ------           ------        -------       -------
Net Interest Income After Provision for Loan Losses. . . . . . . . .    52,785           49,963        106,282        96,928

Noninterest Income:
Trust Income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,940            2,701          5,740         5,701
Service Fees on Deposit Accounts . . . . . . . . . . . . . . . . . .     5,046            4,550         10,122         8,581
Securities Gains . . . . . . . . . . . . . . . . . . . . . . . . . .       787               38            821           180
Other Income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,075            5,605          7,395        13,766
                                                                        ------           ------        -------       -------
        Total Noninterest Income . . . . . . . . . . . . . . . . . .    12,848           12,894         24,078        28,228
                                                                        ------           ------        -------       -------
Noninterest Expense:
Salaries and Employee Benefits . . . . . . . . . . . . . . . . . . .    20,229           22,111         40,388        44,746
Net Occupancy Expense. . . . . . . . . . . . . . . . . . . . . . . .     4,423            4,800          8,786         9,831
Furniture and Equipment Expense. . . . . . . . . . . . . . . . . . .     2,449            2,401          4,729         4,571
Other Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,982           13,299         21,879        26,118
                                                                        ------           ------        -------       -------
        Total Noninterest Expense. . . . . . . . . . . . . . . . . .    38,083           42,611         75,782        85,266
                                                                        ------           ------        -------       -------
Income Before Income Taxes . . . . . . . . . . . . . . . . . . . . .    27,550           20,246         54,578        39,890
Applicable Income Tax Expense. . . . . . . . . . . . . . . . . . . .     9,616            6,778         19,364        13,567
                                                                        ------           ------        -------       -------

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $17,934          $13,468       $ 35,214      $ 26,323
                                                                        ======           ======        =======       =======
Net Income Available to Common Stockholders. . . . . . . . . . . . .   $17,745          $13,168       $ 34,725      $ 25,723
                                                                        ======           ======        =======       =======
Net Income Per Common Share. . . . . . . . . . . . . . . . . . . . .      $.52             $.40          $1.03          $.78
Cash Dividends Declared Per Common Share . . . . . . . . . . . . . .       .21              .19            .42           .38
Weighted Average Shares Outstanding. . . . . . . . . . . . . . . . .    33,651           32,987         33,584        32,932


See Accompanying Notes to Consolidated Financial Statements.

                                       2

                  The Summit Bancorporation and Subsidiaries
                Consolidated Statement of Stockholders' Equity
                                 (Unaudited)

                                                                          Three Months Ended             Six Months Ended
                                                                               June 30,                      June 30,
                                                                        -----------------------        --------------------
                                                                         1995            1994           1995         1994
                                                                        -------         -------        -------      -------
                                                                                           (In Thousands)
Beginning Balance. . . . . . . . . . . . . . . . . . . . . . . . .     $447,413        $448,731       $431,570     $439,360

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,934          13,468         35,214       26,323

Common Stock Issued Under:
    Dividend Reinvestment and Stock Purchase Plan. . . . . . . . .        3,067           1,202          5,014        2,306
    Stock Incentive Plans. . . . . . . . . . . . . . . . . . . . .        1,078             763          1,954        1,371

Cash Dividends Declared:
    Adjustable Rate Preferred Stock. . . . . . . . . . . . . . . .         (189)           (300)          (489)        (600)
    Common Stock . . . . . . . . . . . . . . . . . . . . . . . . .       (7,083)         (5,318)       (14,121)     (10,620)

Change in Net Unrealized Gains (Losses)
  on Securities Available for Sale . . . . . . . . . . . . . . . .        6,716             305         15,778         (789)

Purchase of Treasury Stock . . . . . . . . . . . . . . . . . . . .       (1,632)              -         (1,632)           -
Repurchase of Preferred Stock. . . . . . . . . . . . . . . . . . .            -               -         (5,984)           -

Acquisition of Lancaster Financial Ltd., Inc.. . . . . . . . . . .            -               -              -        2,795

Adjustment for the Pooling of a Company with
  a Different Fiscal Year-End. . . . . . . . . . . . . . . . . . .            -               -              -       (1,295)
                                                                        -------         -------        -------      -------
Balance, June 30,. . . . . . . . . . . . . . . . . . . . . . . . .     $467,304        $458,851       $467,304     $458,851
                                                                        =======         =======        =======      =======

See Accompanying Notes to Consolidated Financial Statements.

                                       3

                  The Summit Bancorporation and Subsidiaries
                     Consolidated Statement of Cash Flows
                                 (Unaudited)

                                                                          Three Months Ended             Six Months Ended
                                                                               June 30,                      June 30,
                                                                        ------------------------       --------------------
                                                                         1995            1994           1995         1994
                                                                        -------          -------       -------      -------
                                                                                           (In Thousands)
Operating Activities:
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 17,934         $ 13,468      $ 35,214     $ 26,323
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation, Amortization and Accretion . . . . . . . . . . .        2,631            1,862         5,252        2,424
    Provision for Loan Losses. . . . . . . . . . . . . . . . . . .        1,200            2,550         2,400        5,100
    Securities Gains . . . . . . . . . . . . . . . . . . . . . . .         (787)             (38)         (821)        (180)
    (Increase) Decrease in Trading Account Securities. . . . . . .         (879)             890          (383)         370
    Gain on Sale of Loans. . . . . . . . . . . . . . . . . . . . .         (800)            (373)       (1,167)      (1,995)
    Net (Increase) Decrease in Loans Originated for Sale . . . . .       (9,170)          20,727       (17,736)      80,217
    Increase in Accrued Interest Receivable. . . . . . . . . . . .       (6,349)          (3,753)       (2,405)      (1,935)
    (Decrease) Increase in Accrued Interest Payable. . . . . . . .         (611)            (249)        1,581            4
    Decrease in Other Real Estate Owned. . . . . . . . . . . . . .        3,635            4,743         4,601        4,978
    Decrease (Increase) in Other Assets. . . . . . . . . . . . . .       11,964            5,008         9,720      (17,288)
    (Decrease) Increase in Accrued Expenses and
      Other Liabilities. . . . . . . . . . . . . . . . . . . . . .       (7,232)          (8,495)          202       (5,244)
                                                                        -------          -------       -------      -------
        Net Cash Provided by Operating Activities. . . . . . . . .       11,536           36,340        36,458       92,774
Investing Activities:
Net (Increase) Decrease in Loans Made to Customers . . . . . . . .       (6,870)        (173,053)        7,630     (181,904)
Purchases of Investment Securities . . . . . . . . . . . . . . . .      (39,719)         (97,473)     (293,385)    (362,531)
Maturities of Investment Securities. . . . . . . . . . . . . . . .       51,021          127,162        84,944      239,286
Proceeds from Sales of Loan Securitization . . . . . . . . . . . .            -            7,218             -       35,334
Purchases of Securities Available for Sale . . . . . . . . . . . .      (44,348)        (315,375)     (119,042)    (612,890)
Maturities of Securities Available for Sale. . . . . . . . . . . .       34,175          289,331        50,996      440,678
Proceeds from Sales of Securities Available for Sale . . . . . . .       21,789              308       318,491       81,306
Purchases of Premises and Equipment. . . . . . . . . . . . . . . .       (1,823)          (1,279)       (3,544)      (5,225)
Decrease (Increase) in Short-Term Investments. . . . . . . . . . .       49,054          (56,516)      (50,673)     150,840
                                                                        -------          -------       -------      -------
        Net Cash Provided (Used) by Investing Activities . . . . .       63,279         (219,677)       (4,583)    (215,106)
                                                                        -------          -------       -------      -------
Financing Activities:
Increase in Deposits . . . . . . . . . . . . . . . . . . . . . . .       21,230           38,149        87,875        8,039
(Decrease) Increase in Federal Funds Purchased . . . . . . . . . .      (40,816)         213,751       (58,938)     176,157
Long-Term Debt Issued. . . . . . . . . . . . . . . . . . . . . . .       10,285          147,796        74,925      330,907
Long-Term Debt Matured or Repurchased  . . . . . . . . . . . . . .         (714)        (162,278)      (96,615)    (307,574)
Adjustment Related to Acquisition  . . . . . . . . . . . . . . . .            -                -             -        2,795
Adjustment for Pooling of Interest Accounting. . . . . . . . . . .            -                -             -       (2,177)
Cash Dividends Paid. . . . . . . . . . . . . . . . . . . . . . . .       (7,272)          (5,618)      (14,610)     (11,220)
Common Stock Issued. . . . . . . . . . . . . . . . . . . . . . . .        4,145            1,965         6,968        3,677
Purchase of Treasury Stock . . . . . . . . . . . . . . . . . . . .       (1,632)               -        (1,632)           -
Repurchase of Preferred Stock. . . . . . . . . . . . . . . . . . .            -                -        (5,984)           -
                                                                        -------          -------       -------      -------
        Net Cash (Used) Provided by Financing Activities . . . . .      (14,774)         233,765        (8,011)     200,604
                                                                        -------          -------       -------      -------
Net Increase in Cash and Due From Banks. . . . . . . . . . . . . .       60,041           50,428        23,864       78,272

Cash and Due from Banks at Beginning of Period . . . . . . . . . .      225,488          226,323       261,665      198,479
                                                                        -------          -------       -------      -------
Cash and Due from Banks at End of Period . . . . . . . . . . . . .     $285,529         $276,751      $285,529     $276,751
                                                                        =======          =======       =======      =======
Supplemental Disclosures:
Interest Paid. . . . . . . . . . . . . . . . . . . . . . . . . . .      $46,582          $30,550       $85,336      $65,559
Income Taxes Paid. . . . . . . . . . . . . . . . . . . . . . . . .       13,348           11,660        13,530       12,166
Loans Transferred to Other Real Estate Owned . . . . . . . . . . .        1,219              446         3,159        2,399
Mortgage Loans Swapped Into
  Mortgage-Backed Securities . . . . . . . . . . . . . . . . . . .            -            7,087             -       35,233

See Accompanying Notes to Consolidated Financial Statements.
                                       4

                  The Summit Bancorporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

1.     Basis of Presentation

The financial statements include the accounts of The Summit Bancorporation and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the results of the operations for the interim periods have been reflected herein.

2.     Allowance for Loan Losses

The allowance for loan losses is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. The provision for loan losses is based on management's evaluation of the adequacy of the allowance for loan losses. This evaluation encompasses consideration of past loan loss experience, changes in the composition and volume of the credit portfolio, the level and composition of nonperforming loans, the condition of industries experiencing particular financial pressures, the relationship of the current level of the allowance to the credit portfolio and to nonperforming assets, and economic conditions. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may vary significantly.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for the Impairment of a Loan" and its subsequent amendment, SFAS No. 118, "Accounting by Creditors for the Impairment of a Loan - Income Recognition and Disclosures." Adoption of SFAS No. 114, as amended, prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings and amends SFAS No. 5, "Accounting for Contingencies," and SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

SFAS No. 114, as amended, addresses the accounting for impaired loans and specifies how allowances for credit losses related to these impaired loans should be determined. SFAS No. 114 sets forth measurement methods for estimating the portion of total loans attributable to impaired loans. It does not address the overall adequacy of the allowance for loan losses, but focuses instead on the allowance for estimated credit losses on impaired loans. It is the Company's responsibility to ensure that the overall allowance for loan losses is adequate to cover all estimated credit losses in the loan portfolio. At June 30, 1995, impaired loans totaled $31.0 million (representing total nonaccrual loans) and the related allowance for loan losses was $1.7 million. Since the Company sufficiently evaluates the adequacy of the allowance for loan losses, the impact of adopting SFAS No. 114, as amended, did not have an effect on the amount of the allowance for loan losses or the existing income recognition and charge-off policies for nonperforming loans.

3.     Earnings Per Common Share

Earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Shares issuable under the Stock Incentive Plan have not been included in the calculation of earnings per share since their effect is not material.

4.     Recent Accounting Pronouncement

On May 12, 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement requires the recognition of mortgage servicing rights as an asset when a mortgage loan is sold or securitized and servicing retained. Also, the Statement requires enterprises to measure the impairment of the servicing rights based on the difference between the carrying amount of the servicing rights and their current value. SFAS No. 122 is to be applied prospectively in fiscal years beginning after December 15, 1995 to transactions in which the Company sells or securitizes mortgage loans with servicing rights retained. The provisions of this Statement should be applied to the measurement of impairment for all capitalized servicing rights, including servicing rights capitalized prior to the initial adoption of this Statement. The Company does not expect the adoption of SFAS No. 122 to have a material effect on its future financial position or results of operations.

                  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

                            Results of Operations

Earnings Summary
Earnings for the quarter ended June 30, 1995 were $17.9 million, an increase of 33% over the $13.5 million earned in the second quarter of 1994. For the six months ended June 30, 1995, the Company's net income was $35.2 million, up 34% from 1994 first-half results. On a per common share basis, the Company earned $.52 for the second quarter of 1995, reflecting 30% rise from the same quarter of 1994 and $1.03 for the first half of 1995, a 32% rise over the same period of a year ago. Second-quarter earnings for 1995 grew 4% from the 1995 first-quarter net income of $17.3 million and per share earnings for the second quarter were 2% higher than the $.51 earned in the prior quarter.

The Company's return on average assets was 1.30% for the second quarter of 1995, compared to 1.28% for the first quarter of 1995 and 1.00% for the second quarter of 1994. The return on average assets for the first half of 1995 was 1.29% compared to .99% for the same period of a year ago. The return on average common stockholders' equity amounted to 16.07% for the second quarter of 1995 compared to 16.19% for the first quarter of 1995 and 12.22% for the second quarter of 1994. For the first six months, such returns were 16.14% for 1995 and 12.02% for 1994. The Company's continued earnings strength coupled with a rebound in the value of its portfolio of securities available for sale caused its book value per common share to increase 4% during the second quarter to $13.48 at June 30, 1995 from $12.94 at March 31, 1995.

The increase in the Company's 1995 second-quarter and first-half results from the comparable prior-year periods was attributable to declining noninterest expenses, a lower loan loss provision and higher net interest income, partially offset by a decline in noninterest income. The Company's second quarter earnings for 1995 were 4% greater than the first quarter of this year due to a rebound in noninterest revenues, partly reduced by a modest decline in tax-equivalent net interest income and a slight rise in noninterest expenses.

Net Interest Income
Net interest income on a tax-equivalent basis rose 3% to $55.3 million in the second quarter of 1995 from the $53.5 million earned in the same quarter of 1994 primarily due to a similar increase in average earning assets, principally loans. For the first half of 1995, tax-equivalent net interest income grew 6% to $110.8 million from the first six months of 1994 for the same factors noted for the second quarter comparison as well as to a wider net interest margin. Tax-equivalent net interest income for the second quarter decreased slightly from the $55.6 million earned in the preceding quarter.

The Company's net interest income for both the second quarter and the first half of 1995 increased from the comparable periods of 1994. The net interest margin increased by one basis point to 4.28% for the second quarter of 1995 and 15 basis points to 4.33% for the first half of 1995 over the comparable periods in 1994. For the six-month comparison, the margin increase resulted from the favorable impact that rising interest rates had on variable-rate loans and securities, a more favorable mix of average earning assets and an increased value of net noninterest bearing funds, partially offset by a less favorable mix of average interest bearing liabilities. The net interest margin was 4.28% for the second quarter of 1995, 4.27% for the second quarter of 1994 and 4.39% for the first quarter of 1995. The 11 basis-point decline in net interest margin during the second quarter of this year from the preceding quarter was primarily attributable to an increase in the proportion of higher-rate time deposits.

Average total deposits for the second quarter and first half of 1995 rose slightly from the same periods of 1994. Increases in average time deposit and demand deposit balances were offset by declines in savings and NOW account balances. Additional information regarding average balances, net interest income and the net interest margin is presented on page 8 and 9 of this report.

Noninterest Income
Noninterest income for the second quarter of 1995 amounted to $12.8 million, nearly level with 1994 second-quarter noninterest income of $12.9 million.
For the six months ended June 30, 1995, noninterest income fell 15% from the same period of a year ago. The decline in first-half noninterest income for 1995 from the first six months of last year resulted from decreased mortgage banking revenues and lower mutual fund and annuity commissions. These unfavorable factors were partially offset by a rise in service fees on deposit accounts, higher trust income and increased securities gains. Noninterest income excluding securities gains increased 8% in the second quarter of 1995 from the preceding quarter due to a significant recovery in mortgage banking revenues as that business began to improve spurred by greater loan demand as interest rates on residential mortgages declined.

Noninterest Expense
Second quarter noninterest expense amounted to $38.1 million in 1995, or 11% below the second quarter of 1994. Noninterest expense for the first half of 1995 was $75.8 million, also down 11% from the first six months of 1994. The primary factors contributing to the expense reduction in the second quarter and first half of 1995 from the comparable periods of last year were declines in personnel, other real estate owned ("OREO"), external data processing and legal expenses. Both the second-quarter and the first-half variances were partly offset by increases in advertising and marketing expense and consulting fees. An important overall factor contributing to the containment of noninterest expenses in 1995 was the realization of cost savings resulting from the acquisition of Crestmont Financial Corp. ("Crestmont") in September 1994.

Applicable Income Tax Expense
Applicable income taxes for the second quarter of 1995 increased to $9.6 million from $6.8 million a year ago. For the first six months of 1995, applicable income taxes amounted to $19.4 million compared to $13.6 million for the first half of 1994. Such effective tax rates were 34.9% for the second quarter 1995 and 33.5% for the second quarter 1994 and 35.5% for the first half of 1995 compared to 34.0% for the first half of 1994. The increased effective tax rates for both the second-quarter and the first-half comparisons resulted from a reduced proportion of tax-exempt income and tax credits recognized to total income. Partially offsetting these effects were lower state income taxes.

                  The Summit Bancorporation and Subsidiaries
Average Consolidated Balance Sheet, Net Interest Income and Net Interest Margin
                 (In Thousands and on a Tax-Equivalent Basis)

                                                                              Three Months Ended June 30,
                                                     ------------------------------------------------------------------------------
                                                                    1995                                          1994
                                                     -----------------------------------       ------------------------------------
                                                       Average                   Average         Average                    Average
                                                       Balance     Interest        Rate          Balance       Interest       Rate
                                                     ---------     --------      -------        --------       --------     -------
Assets

Short-Term Investments . . . . . . . . . . . . . . $  122,412      $ 1,874        6.14%       $  50,989        $   478        3.76%

Investment Securities:
  U.S. Treasury. . . . . . . . . . . . . . . . . .     14,301          240        6.73           22,399            303        5.43
  U.S. Government Agency . . . . . . . . . . . . .    567,137        9,392        6.62          558,477          7,952        5.70
  State and Municipal. . . . . . . . . . . . . . .     39,213          740        7.55           66,328          1,111        6.70
  Other Securities . . . . . . . . . . . . . . . .    283,149        4,093        5.78          286,775          4,153        5.79
                                                    ---------      -------                    ---------        -------
     Total Investment Securities . . . . . . . . .    903,800       14,465        6.40          933,979         13,519        5.79
Securities Available For Sale:
  U.S. Treasury. . . . . . . . . . . . . . . . . .     39,693          598        6.04          122,760          1,429        4.67
  U.S. Government Agency . . . . . . . . . . . . .    500,591        8,457        6.76          505,650          7,182        5.68
  State and Municipal. . . . . . . . . . . . . . .      6,679          119        7.14                -              -           -
  Other Securities . . . . . . . . . . . . . . . .    140,846        2,995        8.51          271,773          3,048        4.49
                                                    ---------      -------                    ---------        -------
     Total Securities Available For Sale . . . . .    687,809       12,169        7.08          900,183         11,659        5.18

Trading Account Securities . . . . . . . . . . . .        827           12        5.82            1,467             20        5.47

Loans:
  Commercial . . . . . . . . . . . . . . . . . . .    639,872       14,994        9.40          587,422         11,347        7.75
  Consumer . . . . . . . . . . . . . . . . . . . .    518,184       11,791        9.13          416,981          8,924        8.58
  Construction . . . . . . . . . . . . . . . . . .     83,803        2,254       10.79           94,145          1,916        8.16
  Commercial Mortgage. . . . . . . . . . . . . . .    728,295       16,536        9.08          806,657         15,879        7.87
  Residential Mortgage . . . . . . . . . . . . . .  1,484,333       27,135        7.31        1,212,529         20,533        6.77
                                                    ---------      -------                    ---------        -------
     Total Loans . . . . . . . . . . . . . . . . .  3,454,487       72,710        8.43        3,117,734         58,599        7.53
                                                    ---------      -------                    ---------        -------
     Total Earning Assets. . . . . . . . . . . . .  5,169,335      101,230        7.84        5,004,352         84,275        6.74
                                                                   -------        ----                         -------        ----
Allowance for Loan Losses. . . . . . . . . . . . .    (91,896)                                  (94,829)
Cash and Due from Banks. . . . . . . . . . . . . .    227,898                                   240,562
Premises and Equipment . . . . . . . . . . . . . .     44,810                                    45,715
Other Real Estate Owned. . . . . . . . . . . . . .     16,393                                    33,687
Other Assets . . . . . . . . . . . . . . . . . . .    134,545                                   140,573
                                                    ---------                                 ---------
     Total Assets. . . . . . . . . . . . . . . . . $5,501,085                                $5,370,060
                                                    =========                                 =========





(PAGE> 16

Liabilities and Stockholders' Equity
NOW Accounts . . . . . . . . . . . . . . . . . . . $  629,525        2,045        1.30       $  688,130          2,350        1.37
Money Market Accounts. . . . . . . . . . . . . . .    809,389        8,426        4.18          812,080          4,564        2.25
Savings Deposits . . . . . . . . . . . . . . . . .    892,538        8,024        3.61        1,056,515          6,619        2.51
Money Market Certificates of Deposit . . . . . . .    210,185        2,293        4.38          332,849          2,219        2.67
Certificates of Deposits of $100,000 and Over. . .    278,264        4,059        5.85           99,286            793        3.20
Other Time Deposits. . . . . . . . . . . . . . . .    926,340       12,926        5.60          734,974          8,200        4.48
                                                    ---------      -------                    ---------        -------
     Total Interest Bearing Deposits . . . . . . .  3,746,241       37,773        4.04        3,723,834         24,745        2.67

Short-Term Borrowings. . . . . . . . . . . . . . .    197,112        2,966        6.04          217,220          2,131        3.93
Long-Term Debt . . . . . . . . . . . . . . . . . .    312,964        5,232        6.69          257,276          3,865        6.01
                                                    ---------      -------                    ---------        -------
     Total Interest Bearing Liabilities. . . . . .  4,256,317       45,971        4.33        4,198,330         30,741        2.94

Demand Deposits. . . . . . . . . . . . . . . . . .    712,689                                   644,230
Accrued Expenses and Other Liabilities . . . . . .     77,858                                    76,325
                                                    ---------                                 ---------
     Total Liabilities . . . . . . . . . . . . . .  5,046,864                                 4,918,885

Preferred Stock. . . . . . . . . . . . . . . . . .     12,612                                    20,000
Common Stock . . . . . . . . . . . . . . . . . . .    441,609                                   431,175
                                                    ---------                                 ---------
     Total Stockholders' Equity. . . . . . . . . .    454,221                                   451,175
                                                    ---------                                 ---------
     Total Liabilities and Stockholders' Equity. . $5,501,085                                $5,370,060
                                                    =========                                 =========
Spread on Interest Bearing Liabilities . . . . . .                                3.51                                        3.80
Effect of Net Noninterest Bearing Funds. . . . . .                                 .77                                         .47
                                                                                  ----                                        ----
Net Interest Income. . . . . . . . . . . . . . . .                 $55,259                                     $53,534
                                                                    ======                                      ======
Net Interest Margin. . . . . . . . . . . . . . . .                               4.28%                                       4.27%
                                                                                  ====                                        ====

Notes:
(1) The above table includes nonaccrual loans.
(2) Fees on loans have been included in interest on loans.

                  The Summit Bancorporation and Subsidiaries
Average Consolidated Balance Sheet, Net Interest Income and Net Interest Margin
                 (In Thousands and on a Tax-Equivalent Basis)

                                                                                        Six Months Ended June 30,
                                                     ------------------------------------------------------------------------------
                                                                        1995                                        1994
                                                     ----------------------------------       -------------------------------------
                                                       Average                  Average        Average                      Average
                                                       Balance    Interest        Rate         Balance        Interest        Rate
                                                     ---------    --------      -------       --------        --------      -------
Assets

Short-Term Investments . . . . . . . . . . . . . . $    81,866     $ 2,450        6.03%     $  153,088         $ 2,509        3.31%

Investment Securities:
  U.S. Treasury. . . . . . . . . . . . . . . . . .      14,645         486        6.69          24,027             610        5.12
  U.S. Government Agency . . . . . . . . . . . . .     523,588      16,913        6.46         522,939          14,429        5.52
  State and Municipal. . . . . . . . . . . . . . .      41,781       1,606        7.69          66,040           2,253        6.82
  Other Securities . . . . . . . . . . . . . . . .     278,069       8,106        5.83         287,564           8,578        5.97
                                                     ---------     -------                   ---------         -------
     Total Investment Securities . . . . . . . . .     858,083      27,111        6.32         900,570          25,870        5.75

Securities Available For Sale:
  U.S. Treasury. . . . . . . . . . . . . . . . . .      44,161       1,252        5.72          77,794           1,846        4.79
  U.S. Government Agency . . . . . . . . . . . . .     518,394      17,922        6.91         464,428          12,291        5.29
  State and Municipal. . . . . . . . . . . . . . .       3,704         134        7.26               -               -           -
  Other Securities . . . . . . . . . . . . . . . .     150,789       5,229        6.94         275,741           6,238        4.52
                                                     ---------     -------                   ---------         -------
     Total Securities Available For Sale . . . . .     717,048      24,537        6.85         817,963          20,375        4.99

Trading Account Securities . . . . . . . . . . . .         827          23        5.61           1,611              43        5.38

Loans:
  Commercial . . . . . . . . . . . . . . . . . . .     640,982      29,905        9.41         578,005          21,004        7.33
  Consumer . . . . . . . . . . . . . . . . . . . .     515,068      22,939        8.98         404,802          17,336        8.64
  Construction . . . . . . . . . . . . . . . . . .      83,262       4,512       10.93          96,593           3,791        7.91
  Commercial Mortgage. . . . . . . . . . . . . . .     732,404      32,785        8.95         807,369          31,527        7.81
  Residential Mortgage . . . . . . . . . . . . . .   1,485,593      53,482        7.20       1,212,714          41,869        6.91
                                                     ---------     -------                   ---------         -------
     Total Loans . . . . . . . . . . . . . . . . .   3,457,309     143,623        8.34       3,099,483         115,527        7.48
                                                     ---------     -------                   ---------         -------
     Total Earning Assets. . . . . . . . . . . . .   5,115,133     197,744        7.75       4,972,715         164,324        6.62
                                                                   -------       -----                         -------        ----
Allowance for Loan Losses. . . . . . . . . . . . .     (91,878)                                (95,138)
Cash and Due from Banks. . . . . . . . . . . . . .     226,088                                 227,335
Premises and Equipment . . . . . . . . . . . . . .      45,150                                  45,440
Other Real Estate Owned. . . . . . . . . . . . . .      16,369                                  35,125
Other Assets . . . . . . . . . . . . . . . . . . .     138,039                                 142,036
                                                     ---------                               ---------
     Total Assets. . . . . . . . . . . . . . . . .  $5,448,901                              $5,327,513
                                                     =========                               =========




Liabilities and Stockholders' Equity
NOW Accounts . . . . . . . . . . . . . . . . . . .  $  641,752       4,162        1.31      $  696,677           4,803        1.39
Money Market Accounts. . . . . . . . . . . . . . .     799,261      15,919        4.02         795,295           8,675        2.20
Savings Deposits . . . . . . . . . . . . . . . . .     907,682      15,289        3.40       1,047,750          12,869        2.48
Money Market Certificates of Deposit . . . . . . .     217,660       4,291        3.98         353,529           4,729        2.70
Certificates of Deposits of $100,000 and Over. . .     272,599       7,733        5.72          85,146           1,295        3.07
Other Time Deposits. . . . . . . . . . . . . . . .     867,167      23,135        5.38         751,069          16,925        4.54
                                                     ---------     -------                   ---------         -------
     Total Interest Bearing Deposits . . . . . . .   3,706,121      70,529        3.84       3,729,466          49,296        2.67

Short-Term Borrowings. . . . . . . . . . . . . . .     203,179       5,909        5.86         173,178           3,292        3.83
Long-Term Debt . . . . . . . . . . . . . . . . . .     314,084      10,479        6.67         258,724           7,618        5.89
                                                     ---------     -------                   ---------         -------
     Total Interest Bearing Liabilities. . . . . .   4,223,384      86,917        4.15       4,161,368          60,206        2.91
                                                                   -------        ----                         -------        ----
Demand Deposits. . . . . . . . . . . . . . . . . .     701,933                                 639,566
Accrued Expenses and Other Liabilities . . . . . .      77,707                                  78,726
                                                     ---------                               ---------
     Total Liabilities . . . . . . . . . . . . . .   5,003,024                               4,879,660

Preferred Stock. . . . . . . . . . . . . . . . . .      15,653                                  20,000
Common Stock . . . . . . . . . . . . . . . . . . .     430,224                                 427,853
                                                     ---------                               ---------
     Total Stockholders' Equity. . . . . . . . . .     445,877                                 447,853
                                                     ---------                               ---------
     Total Liabilities and Stockholders' Equity. .  $5,448,901                              $5,327,513
                                                     =========                               =========
Spread on Interest Bearing Liabilities . . . . . .                                3.60                                        3.71
Effect of Net Noninterest Bearing Funds. . . . . .                                 .73                                         .47
                                                                                  ----                                        ----
Net Interest Income. . . . . . . . . . . . . . . .                $110,827                                    $104,118
                                                                   =======                                     =======
Net Interest Margin. . . . . . . . . . . . . . . .                                4.33%                                       4.18%
                                                                                   ====                                       ====

Notes:
(1) The above table includes nonaccrual loans.
(2) Fees on loans have been included in interest on loans.

                             Financial Condition

Asset Quality
Nonperforming assets, consisting of both nonperforming loans and OREO, amounted to $45.3 million at June 30, 1995, reflecting an 8% decline from the $49.5 million reported at March 31, 1995 and a 55% decline from $100.6 million at June 30, 1994. Total nonperforming loans were $30.9 million at June 30, 1995, $32.7 million at March 31, 1995 and $69.7 million at June 30, 1994.
OREO totaled $14.4 million at June 30, 1995, $16.8 million at March 31, 1995 and $30.9 million at June 30, 1994. Contributing to the decline in nonperforming assets from June 30, 1994 was the sale of $33.9 million of nonperforming real estate loans and OREO in September 1994 related to the Crestmont acquisition.

The allowance for loan losses at June 30, 1995 was $91.4 million covering 202% of nonperforming assets and 295% of nonperforming loans. The comparable nonperforming coverage ratios were 184% and 279% at March 31, 1995 and 94% and 135% at June 30, 1994. At June 30, 1995, nonperforming assets as a percent of loans and OREO totaled 1.31% compared to 1.43% at March 31, 1995 and 3.10% at June 30, 1994.

The provision for loan losses amounted to $1.2 million in both the first and second quarters of 1995 and $2.6 million in the second quarter of last year. Net charge-offs amounted to $1.0 million in the second quarter of 1995, $1.2 million in the first quarter of 1995 and $1.9 million in the second quarter of 1994. The loan loss provision was $2.4 million and $5.1 million in the first half of 1995 and 1994, respectively, while net charge-offs totaled $2.2 million and $5.7 million for the same periods.

Further information regarding the Company's loan portfolio, nonaccrual loans, nonperforming assets and allowance for loan losses is presented on page 12 and 13 of this report.

Securities
The composition of the securities portfolio reflects the objective of maximizing interest income commensurate with interest rate risk, credit risk and liquidity considerations. Investment securities are acquired with the intent and ability to hold the securities to maturity. Securities that may be sold prior to maturity are designated as securities available for sale. Trading account securities are securities held for trading purposes and are carried at market value. Realized gains and losses and gains and losses from marking the trading portfolio to market value are included in trading account gains and losses. Investment strategies for each portfolio take into account such factors as asset concentrations, interest rate risk, liquidity, credit risk, market volatility, interest rate spreads and economic conditions. Strategic initiatives, therefore, are subject to the interaction and relative importance of these and other factors.

Interest Rate Sensitivity and Liquidity Management
Since the assets, liabilities and off-balance sheet instruments (e.g., financial derivatives) have diverse repricing characteristics that influence net interest revenues, the Company analyzes its sensitivity to changes in interest rates through the use of gap analysis and simulation models. Interest rate sensitivity management seeks to enhance the long-term growth of net interest revenues and to minimize net interest margin fluctuations caused by changing interest rates. The Asset/Liability Management Committee (the "ALCO") is responsible for managing interest rate risk and for evaluating the impact of changing interest rate conditions on net interest income.

The purpose of liquidity management is to ensure that adequate funds are available to meet asset and liability cash flow requirements and to respond to these needs promptly and economically. Current and future liquidity needs are reviewed by the ALCO to determine the appropriate asset/liability mix.

Financial Derivatives
The Company uses off-balance financial instruments to augment the management of its interest rate sensitivity risk. The notional principal amounts associated with these instruments are not recorded as assets or liabilities, but are used primarily to determine the amount of cash flows to be exchanged. The notional principal amounts are not exchanged. Notional values are also used as a basis for evaluating market risk and counterparty credit risk, but do not represent the amount of potential gain or loss associated with these risks. Financial derivatives are employed only after a review of the current and prospective financial implications of such transactions by the ALCO. The notional value of interest rate swap and cap agreements were $180 million at June 30, 1995, $140 million at March 31, 1995 and $250 million at June 30, 1994.

Capital Adequacy
The Company strives to maintain a strong capital position. Capital adequacy is monitored in relation to the size, composition and quality of its asset base and with consideration given to regulatory guidelines and requirements as well as industry standards. Management seeks to maintain a capital structure that will support anticipated asset growth and provide for favorable access to the capital markets.

On May 9, 1995, the Company announced that its Board of Directors authorized the repurchase of up to 7% of the total common shares outstanding or approximately 2.3 million shares. This stock repurchase is anticipated to be undertaken from time to time in the open market or through privately negotiated transactions.

The Federal Reserve has established guidelines for a risk-based capital approach to measure capital adequacy. These standards provide a method of monitoring capital adequacy that is more sensitive to the risk factors of a bank's asset base, including off-balance sheet risk exposures. A minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% should be Tier 1 capital, is required. Based on these guidelines, the Company's Tier 1 risk-adjusted capital ratio was 12.71% at June 30, 1995 and 12.95% at June 30, 1994. The Company's total capital ratio equaled 15.34% on June 30, 1995 and 15.65% on June 30, 1994. These ratios continue to exceed the regulatory minimums prescribed for bank holding companies.

In addition to the risk-based capital guidelines, the Federal Reserve has adopted a leverage standard to supplement the risk-based ratios in determining overall capital adequacy. A minimum ratio of Tier 1 capital to total assets of 3% was established. Under these guidelines, institutions operating at the 3% minimum are expected to have well diversified risk profiles, including no undue interest rate risk, excellent asset quality, high liquidity, and good earnings. Institutions not meeting these characteristics, as well as institutions experiencing growth, would be expected to maintain capital levels ranging from 100 to 200 basis points above the minimum. The Company's Tier 1 capital to asset ratio was 8.32% on June 30, 1995 and 8.04% on June 30, 1994.

The Federal Reserve adopted regulations effective January 17, 1995 which identify concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. The Federal Reserve believes that there is no currently acceptable method to add a quantitative formula to the risk-based capital standards in order to measure credit risk. Therefore, it is likely that institutions identified through the examination process as having significant exposure to concentration of credit risk or risks arising from nontraditional activities, or identified as not adequately managing such risks, may be required to hold capital in excess of the regulatory minimums.

Pending Acquisition
On June 14, 1995, the Company and Garden State BancShares, Inc. ("Garden State") signed a definitive purchase agreement for the Company to acquire Garden State in a tax-free exchange of stock. The merger is subject to approval by Garden State shareholders, as well as by the appropriate state and federal banking authorities. In connection with the consummation of the Garden State transaction, the Company anticipates one-time restructuring charges of $4.8 million after taxes. The Company expects the transaction to be completed in the fourth quarter of 1995 and to be accretive to earnings per share in 1996.

Asset Quality Data (In Thousands)

                                                                                            June 30,
                                                         ------------------------------------------------------------------------
                                                                                                          Nonperforming Loans as
                                                                    Loans                                  a % of Loan Category
                                                         -----------------------------                 --------------------------
                                                          1995                 1994                      1995                1994
                                                         --------            ---------                 -------             ------
Loan Portfolio
Commercial . . . . . . . . . . . . . . . . . . .       $  624,425           $  608,057                   1.82%               3.37%
Consumer . . . . . . . . . . . . . . . . . . . .          526,797              445,776                    .64                 .86
Real Estate:
    Construction . . . . . . . . . . . . . . . .           86,797               84,524                   3.91                7.78
    Commercial . . . . . . . . . . . . . . . . .          735,404              799,382                   1.05                3.36
    Residential. . . . . . . . . . . . . . . . .        1,481,113            1,274,846                    .35                 .94
                                                        ---------            ---------
          Total. . . . . . . . . . . . . . . . .       $3,454,536           $3,212,585                    .90%               2.17%
                                                        =========            =========                   ====                ====

                                                                   June 30,                        December 31,
                                                        ------------------------------             ------------
                                                           1995                 1994                   1994
                                                        ---------             --------             ------------
Nonperforming Assets
Nonaccrual Loans:
    Commercial . . . . . . . . . . . . . . . . .          $11,341             $ 20,325                $12,022
    Consumer . . . . . . . . . . . . . . . . . .            3,348                3,834                  3,034
    Real Estate:
        Construction . . . . . . . . . . . . . .            3,396                6,580                  5,591
        Commercial . . . . . . . . . . . . . . .            7,708               23,646                  8,083
        Residential. . . . . . . . . . . . . . .            5,166               11,980                  5,514
                                                           ------              -------                 ------
            Total Nonaccrual Loans . . . . . . .           30,959               66,365                 34,244
Restructured Loans:
    Commercial . . . . . . . . . . . . . . . . .                -                  185                    182
    Real Estate - Commercial . . . . . . . . . .                -                3,186                      -
                                                           ------              -------                 ------
            Total Restructured Loans . . . . . .                -                3,371                    182
                                                           ------              -------                 ------
            Total Nonperforming Loans. . . . . .           30,959               69,736                 34,426
Other Real Estate Owned (OREO) . . . . . . . . .           14,388               30,869                 15,830
                                                           ------              -------                 ------
            Total Nonperforming Assets . . . . .          $45,347             $100,605                $50,256
                                                           ======              =======                 ======
Loans Past Due 90 Days or More
  and Accruing . . . . . . . . . . . . . . . . .          $13,162             $ 15,939                $14,182
                                                           ======              =======                 ======
As a % of Loans and OREO:
    Nonperforming Assets . . . . . . . . . . . .             1.31%                3.10%                  1.45%
    Loans Past Due 90 Days or More
      and Accruing . . . . . . . . . . . . . . .              .38                  .49                    .41


                                                                    June 30,
                                                           ---------------------------
                                                            1995                 1994
                                                           ------               ------
Change in Nonperforming Loans
Balance, January 1,. . . . . . . . . . . . . . .          $34,426              $78,594
Adjustment for the Pooling of a Company
  with a Different Fiscal Year-End . . . . . . .                -               (1,400)
Loans Placed on Nonaccrual Status  . . . . . . .           11,367               16,354
Loans Sold . . . . . . . . . . . . . . . . . . .                -               (6,066)
Principal Repayments . . . . . . . . . . . . . .           (5,867)              (7,482)
Charge-Offs. . . . . . . . . . . . . . . . . . .           (3,479)              (7,211)
Transfers to OREO. . . . . . . . . . . . . . . .           (3,159)              (2,399)
Restored to Accrual Status . . . . . . . . . . .           (1,696)                 (28)
Interest Payments Applied to Principal . . . . .             (633)                (626)
                                                           ------               ------
            Balance, June 30,. . . . . . . . . .          $30,959              $69,736


                                                                  1995                 1994
                                                                 ------               ------
Allowance for Loan Losses
Balance, January 1,. . . . . . . . . . . . . . . . . .          $91,169              $94,874
Balance Relating to Acquisition. . . . . . . . . . . .                -                  255
Adjustment for the Pooling of a Company with a
  Different Fiscal Year-End. . . . . . . . . . . . . .                -                 (178)
Charge-Offs:
    Commercial . . . . . . . . . . . . . . . . . . . .          (1,054)              (2,965)
    Consumer . . . . . . . . . . . . . . . . . . . . .            (863)                (716)
    Real Estate:
        Construction . . . . . . . . . . . . . . . . .            (450)                 (29)
        Commercial . . . . . . . . . . . . . . . . . .            (621)              (1,039)
        Residential. . . . . . . . . . . . . . . . . .            (491)              (2,462)
                                                                 -----                -----
            Total Charge-Offs. . . . . . . . . . . . .          (3,479)              (7,211)
                                                                 -----                -----
Recoveries:
    Commercial . . . . . . . . . . . . . . . . . . . .             734                  875
    Consumer . . . . . . . . . . . . . . . . . . . . .             323                  260
    Real Estate:
        Construction . . . . . . . . . . . . . . . . .             159                   33
        Commercial . . . . . . . . . . . . . . . . . .               6                   45
        Residential. . . . . . . . . . . . . . . . . .              74                  258
                                                                 -----                -----
            Total Recoveries . . . . . . . . . . . . .           1,296                1,471
                                                                 -----                -----
Net Charge-Offs. . . . . . . . . . . . . . . . . . . .          (2,183)              (5,740)
Provision for Loan Losses. . . . . . . . . . . . . . .           2,400                5,100
                                                                ------               ------
            Balance, June 30,. . . . . . . . . . . . .         $91,386              $94,311
                                                                ======               ======
Net Charge-Offs as a % of Average Loans. . . . . . . .             .13%                 .37%
Allowance for Loan Losses as a % of:
    Loans at Period-End. . . . . . . . . . . . . . . .            2.65                 2.94
    Nonperforming Loans. . . . . . . . . . . . . . . .             295                  135
    Nonperforming Assets . . . . . . . . . . . . . . .             202                   94


The Company adopted SFAS No. 114 and SFAS No. 118 effective January 1, 1995. This did not have any impact on the Company's results of operations nor its financial position, including the level of the allowance for loan losses. Accordingly, the adoption of SFAS No. 114 as amended resulted in a reallocation of the existing allowance for loan losses.

At June 30, 1995, the recorded investment in loans that are considered impaired under SFAS No. 114 was $31.0 million and the related allowance for loan losses was $1.7 million. The average recorded investment in impaired loans during the three months ended June 30, 1995 was approximately $31.8 million.
                                      13

                          PART II. OTHER INFORMATION

Item 1.             Legal Proceedings

No information is reported under this item.


Item 2.             Changes in Securities

No changes have been made to the rights of holders of any class of securities during the second quarter of 1995.


Item 3.             Defaults Upon Senior Securities

No default has occurred with respect to any of the Company's securities during the second quarter of 1995.


Item 4.             Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on Tuesday, April 18, 1995. The following matters were voted on at the Annual Meeting.

Proposal 1 -  Election of Four (4) Directors, each for a Three-Year Term.

Proposal 2 -  Adoption of the 1995 Directors Stock Option Plan.

Proposal 3 -  Approval of an Amendment to the Stock Incentive Plan.

Proposal 4 - Ratification of the Appointment of KPMG Peat Marwick LLP as Independent Public Accountants for the Year 1995.

The number of shares represented and eligible to vote at the meeting was 28,227,503 or 84.2% of the shares outstanding. The vote of the shareholders was tabulated as follows:


Proposal 1
                                                     Number of Votes
                                           ----------------------------------
Director                                      For                    Withheld
- --------                                   ----------                --------
Allan G. Anderson. . . . . . . . . .       27,936,768                 290,735
William Boyce Lum. . . . . . . . . .       27,706,079                 521,424
S. Griffin McClellan III . . . . . .       27,905,502                 322,001
Douglas G. Watson. . . . . . . . . .       27,751,357                 476,146

Proposal 2
Votes For  . . . . . . . . . . . . .       24,990,815
Votes Against  . . . . . . . . . . .        2,635,897
Abstentions  . . . . . . . . . . . .          507,559


Proposal 3
Votes For  . . . . . . . . . . . . .       22,112,727
Votes Against  . . . . . . . . . . .        5,308,072
Abstentions  . . . . . . . . . . . .          713,473

Proposal 4
Votes For  . . . . . . . . . . . . .       27,735,383
Votes Against  . . . . . . . . . . .          330,222
Abstentions  . . . . . . . . . . . .          161,898



                                      14

Item 5.             Other Information

No information is reported under this item.


Item 6.             Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.


(b)      Reports on Form 8-K

The following report on Form 8-K has been filed during the quarter for which this report is filed:

    Date            Subject
    ----            -------
May 9, 1995        Announcement of the Authorization of the Company's Common
                   Stock Repurchase Program.



                                      15

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August 1995.



                                                THE SUMMIT BANCORPORATION
                                                (Registrant)



                                                By      ALFRED J. SOLES
                                                (Alfred J. Soles,
                                                Senior Vice President and
                                                Principal Accounting Officer)