Form 10-Q
period 1995-09-30
SUMMIT BANCORPORATION
filed 1995-10-26
CIK 200754

==============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                        Commission file number 0-8026


                               ----------------


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
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X  NO    .
                                                    ---    ---
        NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 1995:
        33,897,869


==============================================================================

                              INDEX - FORM 10-Q


                                                                          PAGE
                                                                          ----
PART I   FINANCIAL INFORMATION


Item 1    FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . .         1

                CONSOLIDATED BALANCE SHEET. . . . . . . . . . . . .         1
                CONSOLIDATED STATEMENT OF INCOME. . . . . . . . . .         2
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY. . .         3
                CONSOLIDATED STATEMENT OF CASH FLOWS. . . . . . . .         4
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . .         5

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . .         6


PART II  OTHER INFORMATION

Item 1    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .        14

Item 2    CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . .        14

Item 3    DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . .        14

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . .        14

Item 5    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .        14

Item 6    EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . .        14

SIGNATURES      . . . . . . . . . . . . . . . . . . . . . . . . . .        15

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

EXHIBITS        . . . . . . . . . . . . . . . . . . . . . . . . . .        17

                                     PART I.  FINANCIAL INFORMATION

                               THE SUMMIT BANCORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET
                                               (Unaudited)

                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                         1995               1994
                                                                     -------------      ------------
                                                                              (IN THOUSANDS)
ASSETS
Cash and Due from Banks . . . . . . . . . . . . . . . . . . . . .       $ 259,414           $ 261,665
Federal Funds Sold and Other
   Short-Term Investments . . . . . . . . . . . . . . . . . . . .          68,883               8,208

Investment Securities:
   U.S. Treasury. . . . . . . . . . . . . . . . . . . . . . . . .          12,319              15,689
   U.S. Government Agency . . . . . . . . . . . . . . . . . . . .         667,121             390,695
   State and Municipal. . . . . . . . . . . . . . . . . . . . . .          22,008              47,919
   Other Securities . . . . . . . . . . . . . . . . . . . . . . .         308,407             253,696
                                                                        ---------           ---------
            Total Investment Securities (Market
             Value of $1,005,224 and $669,154). . . . . . . . . .       1,009,855             707,999

Securities Available for Sale:
   U.S. Treasury. . . . . . . . . . . . . . . . . . . . . . . . .          30,025              96,404
   U.S. Government Agency . . . . . . . . . . . . . . . . . . . .         487,839             615,301
   State and Municipal. . . . . . . . . . . . . . . . . . . . . .          17,519                   -
   Other Securities . . . . . . . . . . . . . . . . . . . . . . .         144,167             211,709
                                                                        ---------           ---------
            Total Securities Available for Sale . . . . . . . . .         679,550             923,414

Trading Account Securities. . . . . . . . . . . . . . . . . . . .             623               1,357

Loans           . . . . . . . . . . . . . . . . . . . . . . . . .       3,503,775           3,448,605
Less:  Allowance for Loan Losses. . . . . . . . . . . . . . . . .          90,819              91,169
                                                                        ---------           ---------
            Net Loans . . . . . . . . . . . . . . . . . . . . . .       3,412,956           3,357,436

Premises and Equipment. . . . . . . . . . . . . . . . . . . . . .          43,667              45,034
Other Real Estate Owned . . . . . . . . . . . . . . . . . . . . .          13,401              15,830
Accrued Interest Receivable . . . . . . . . . . . . . . . . . . .          34,776              29,600
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .          96,175             116,922
                                                                        ---------           ---------
            Total Assets. . . . . . . . . . . . . . . . . . . . .      $5,619,300          $5,467,465
                                                                        =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand       . . . . . . . . . . . . . . . . . . . . . . . . .       $ 800,273           $ 781,244
   Savings and NOW Accounts . . . . . . . . . . . . . . . . . . .       1,500,466           1,620,081
   Money Market Accounts. . . . . . . . . . . . . . . . . . . . .         847,542             770,987
   Certificates of Deposits of $100,000 and Over. . . . . . . . .         347,399             223,326
   Other Time . . . . . . . . . . . . . . . . . . . . . . . . . .       1,145,812           1,013,680
                                                                        ---------           ---------
            Total Deposits. . . . . . . . . . . . . . . . . . . .       4,641,492           4,409,318


Federal Funds Purchased and Other
  Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . .         157,367             231,028
Accrued Expenses and Other Liabilities. . . . . . . . . . . . . .          65,456              56,786
Long-Term Debt. . . . . . . . . . . . . . . . . . . . . . . . . .         270,402             338,763
                                                                        ---------           ---------
            Total Liabilities . . . . . . . . . . . . . . . . . .       5,134,717           5,035,895

Stockholders' Equity:
   Preferred Stock, No Par Value, Authorized 12,000 Shares
     Cumulative Adjustable Rate
     Issued and Outstanding 504 and 800 Shares. . . . . . . . . .          12,612              20,000
   Common Stock, No Par Value,
     Authorized 50,000 Shares, Issued 33,982 and
     Issued and Outstanding 33,439 Shares . . . . . . . . . . . .          50,172              49,320
   Surplus      . . . . . . . . . . . . . . . . . . . . . . . . .         315,700             305,075
   Retained Earnings. . . . . . . . . . . . . . . . . . . . . . .         105,088              72,215
   Common Stock in Treasury, at Cost, 84 Shares . . . . . . . . .          (1,632)                  -
   Net Unrealized Gains (Losses) on Securities
      Available for Sale. . . . . . . . . . . . . . . . . . . . .           2,643             (15,040)
                                                                        ---------           ---------
            Total Stockholders' Equity. . . . . . . . . . . . . .         484,583             431,570
                                                                        ---------           ---------
            Total Liabilities and
               Stockholders' Equity . . . . . . . . . . . . . . .      $5,619,300          $5,467,465
                                                                        =========           =========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            THE SUMMIT BANCORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF INCOME
                                               (Unaudited)

                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                             ------------------      -----------------
                                                               1995      1994         1995     1994
                                                             --------  --------      ------   ------
                                                                          (IN THOUSANDS)

INTEREST INCOME:
Interest and Fees on Loans . . . . . . . . . . . . . . .   $ 74,111  $ 63,198     $216,902  $178,040
Interest and Dividends on Investment Securities:
   Taxable . . . . . . . . . . . . . . . . . . . . . . .     14,956    11,046       40,461    34,665
   Tax-Exempt. . . . . . . . . . . . . . . . . . . . . .        340       566        1,340     1,950
Interest and Dividends on Securities Available for Sale:
   Taxable . . . . . . . . . . . . . . . . . . . . . . .     10,020    12,674       32,815    31,735
   Tax-Exempt. . . . . . . . . . . . . . . . . . . . . .        602       335        1,637     1,111
Interest on Trading Account Securities . . . . . . . . .         14        16           37        59
Interest on Federal Funds Sold and
  Other Short-Term Investments . . . . . . . . . . . . .        923       574        3,373     3,083
                                                            -------    ------      -------   -------
     Total Interest Income . . . . . . . . . . . . . . .    100,966    88,409      296,565   250,643
                                                            -------    ------      -------   -------

INTEREST EXPENSE:
Interest on Deposits . . . . . . . . . . . . . . . . . .     39,750    26,765      110,279    76,061
Interest on Federal Funds Purchased and
  Other Short-Term Borrowings. . . . . . . . . . . . . .      2,286     2,949        8,195     6,241
Interest on Long-Term Debt . . . . . . . . . . . . . . .      5,206     3,990       15,685    11,608
                                                            -------    ------      -------   -------
     Total Interest Expense. . . . . . . . . . . . . . .     47,242    33,704      134,159    93,910
                                                            -------    ------      -------   -------

NET INTEREST INCOME. . . . . . . . . . . . . . . . . . .     53,724    54,705      162,406   156,733
Provision for Loan Losses. . . . . . . . . . . . . . . .      1,200     1,695        3,600     6,795
                                                            -------    ------      -------   -------
Net Interest Income After Provision for Loan Losses. . .     52,524    53,010      158,806   149,938
                                                            -------    ------      -------   -------

NONINTEREST INCOME:
Trust Income . . . . . . . . . . . . . . . . . . . . . .      3,000     2,800        8,740     8,501
Service Fees on Deposit Accounts . . . . . . . . . . . .      4,990     4,797       15,112    13,378
Securities Gains . . . . . . . . . . . . . . . . . . . .        789         -        1,610       180
Other Income . . . . . . . . . . . . . . . . . . . . . .      4,992     4,155       12,387    17,921
                                                            -------    ------      -------   -------
     Total Noninterest Income. . . . . . . . . . . . . .     13,771    11,752       37,849    39,980
                                                            -------    ------      -------   -------








NONINTEREST EXPENSE:
Salaries and Employee Benefits . . . . . . . . . . . . .     20,237    21,482       60,625    66,228
Net Occupancy Expense. . . . . . . . . . . . . . . . . .      4,209     4,613       12,995    14,444
Furniture and Equipment Expense. . . . . . . . . . . . .      2,303     2,309        7,032     6,880
Loss on Sale of Assets . . . . . . . . . . . . . . . . .          -    35,390            -    35,390
Restructuring and Other Merger-Related Costs . . . . . .          -    13,565            -    13,565
Other Expenses . . . . . . . . . . . . . . . . . . . . .     11,248    12,085       33,127    38,203
                                                            -------    ------      -------   -------
     Total Noninterest Expense . . . . . . . . . . . . .     37,997    89,444      113,779   174,710
                                                            -------    ------      -------   -------
Income Before Income Taxes . . . . . . . . . . . . . . .     28,298   (24,682)      82,876    15,208
Applicable Income Tax Expense (Benefit). . . . . . . . .     10,160    (6,216)      29,524     7,351
                                                            -------    ------      -------   -------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . .   $ 18,138  $(18,466)   $  53,352  $  7,857
                                                             ======    ======      =======   =======
NET INCOME (LOSS) AVAILABLE TO
   COMMON STOCKHOLDERS . . . . . . . . . . . . . . . . .   $ 17,949  $(18,766)   $  52,674  $  6,957
                                                             ======    ======      =======   =======
Net Income (Loss) Per Common Share . . . . . . . . . . .       $.53     $(.57)       $1.56      $.21
Cash Dividends Declared Per Common Share . . . . . . . .        .21       .19          .63       .57
Weighted Average Shares Outstanding. . . . . . . . . . .     33,802    33,124       33,658    32,997


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              THE SUMMIT BANCORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              (Unaudited)

                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                             ------------------      -----------------
                                                              1995       1994         1995     1994
                                                             ------     ------       ------   ------
                                                                         (IN THOUSANDS)

BEGINNING BALANCE. . . . . . . . . . . . . . . . . . . .   $467,304  $458,851     $431,570  $439,360

Net Income (Loss). . . . . . . . . . . . . . . . . . . .     18,138   (18,466)      53,352     7,857

Common Stock Issued Under:
   Dividend Reinvestment and Stock Purchase Plan . . . .      3,849     1,563        8,863     3,869
   Stock Incentive Plans . . . . . . . . . . . . . . . .        660     1,664        2,614     3,035

Cash Dividends Declared:
   Adjustable Rate Preferred Stock . . . . . . . . . . .       (189)     (300)        (678)     (900)
   Common Stock. . . . . . . . . . . . . . . . . . . . .     (7,084)   (5,334)     (21,205)  (15,954)

Change in Net Unrealized Gains (Losses)
  on Securities Available for Sale . . . . . . . . . . .      1,905    (8,456)      17,683    (9,245)

Purchase of Treasury Stock . . . . . . . . . . . . . . .          -         -       (1,632)        -
Repurchase of Preferred Stock. . . . . . . . . . . . . .          -         -       (5,984)        -

Acquisition of Lancaster Financial Ltd., Inc.. . . . . .          -         -            -     2,795

Adjustment for the Pooling of a Company with
  a Different Fiscal Year-End. . . . . . . . . . . . . .          -         -            -    (1,295)
                                                            -------   -------      -------   -------
BALANCE, SEPTEMBER 30, . . . . . . . . . . . . . . . . .   $484,583  $429,522     $484,583  $429,522
                                                            =======   =======      =======   =======














SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              THE SUMMIT BANCORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (Unaudited)

                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                             ------------------      -----------------
                                                              1995       1994         1995       1994
                                                             ------     ------       ------     ------
                                                                          (IN THOUSANDS)

OPERATING ACTIVITIES:
Net Income (Loss). . . . . . . . . . . . . . . . . . . .  $  18,138  $ (18,466)   $  53,352  $   7,857
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation, Amortization and Accretion. . . . . . .      2,668      5,545        7,920      7,969
   Provision for Loan Losses . . . . . . . . . . . . . .      1,200      1,695        3,600      6,795
   Securities Gains. . . . . . . . . . . . . . . . . . .       (789)         -       (1,610)      (180)
   Decrease (Increase) in Trading Account Securities . .      1,117       (276)         734         94
   Gain on Sale of Loans . . . . . . . . . . . . . . . .     (1,772)      (130)      (2,939)    (2,125)
   Net Decrease (Increase) in Loans Originated for Sale.         52    (16,133)     (17,684)    64,084
   Increase in Accrued Interest Receivable . . . . . . .     (2,771)    (1,612)      (5,176)    (3,547)
   Increase in Accrued Interest Payable. . . . . . . . .        990        846        2,571        850
   Decrease in Other Real Estate Owned . . . . . . . . .      4,471     14,019        9,072     18,997
   (Increase) Decrease in Other Assets . . . . . . . . .     (1,876)    (6,777)       7,844    (24,065)
   Increase in Accrued Expenses and Other Liabilities. .      6,425      5,812        6,627        568
                                                            -------    -------      -------    -------
     Net Cash Provided (Used) by Operating Activities. .     27,853    (15,477)      64,311     77,297
                                                            -------    -------      -------    -------

INVESTING ACTIVITIES:
Net Increase in Loans Made to Customers. . . . . . . . .    (52,770)  (131,390)     (45,140)  (313,294)
Purchases of Investment Securities . . . . . . . . . . .   (146,929)   (13,222)    (440,314)  (375,753)
Maturities of Investment Securities. . . . . . . . . . .     52,980    107,313      137,924    346,599
Proceeds from Sales of Loan Securitization . . . . . . .          -          -            -     35,334
Purchases of Securities Available for Sale . . . . . . .    (11,771)   (30,231)    (130,813)  (643,121)
Maturities of Securities Available for Sale. . . . . . .     33,939     70,684       84,935    511,362
Proceeds from Sales of Securities Available for Sale . .      2,254          -      320,745     81,306
Purchases of Premises and Equipment. . . . . . . . . . .     (1,112)    (6,448)      (4,656)   (11,673)
(Increase) Decrease in Short-Term Investments. . . . . .    (10,002)   109,995      (60,675)   260,835
                                                            -------    -------      -------    -------
     Net Cash (Used) Provided by Investing Activities. .   (133,411)   106,701     (137,994)  (108,405)
                                                            -------    -------      -------    -------

FINANCING ACTIVITIES:
Increase in Deposits . . . . . . . . . . . . . . . . . .    143,771     39,105      231,646     47,144
(Decrease) Increase in Federal Funds Purchased . . . . .    (14,723)  (136,167)     (73,661)    39,990
Long-Term Debt Issued. . . . . . . . . . . . . . . . . .          -     33,812       74,925    364,719
Long-Term Debt Matured or Repurchased  . . . . . . . . .    (46,841)         -     (143,456)  (307,574)
Adjustment Related to Acquisition  . . . . . . . . . . .          -          -            -      2,795
Adjustment for Pooling of Interest Accounting. . . . . .          -          -            -     (2,177)
Cash Dividends Paid. . . . . . . . . . . . . . . . . . .     (7,273)    (5,634)     (21,883)   (16,854)
Common Stock Issued. . . . . . . . . . . . . . . . . . .      4,509      3,227       11,477      6,904
Purchase of Treasury Stock . . . . . . . . . . . . . . .          -          -       (1,632)         -
Repurchase of Preferred Stock. . . . . . . . . . . . . .          -          -       (5,984)         -
                                                            -------    -------      -------    -------

     Net Cash Provided (Used) by Financing Activities. .     79,443    (65,657)      71,432    134,947
                                                            -------    -------      -------    -------
Net (Decrease) Increase in Cash and Due From Banks . . .    (26,115)    25,567       (2,251)   103,839
Cash and Due from Banks at Beginning of Period . . . . .    285,529    276,751      261,665    198,479
                                                            -------    -------      -------    -------
Cash and Due from Banks at End of Period . . . . . . . .  $ 259,414  $ 302,318    $ 259,414  $ 302,318
                                                            =======    =======      =======    =======

SUPPLEMENTAL DISCLOSURES:
Interest Paid. . . . . . . . . . . . . . . . . . . . . .  $  46,252  $  32,858    $ 131,588  $  93,060
Income Taxes Paid. . . . . . . . . . . . . . . . . . . .      4,349        622       17,879     12,788
Loans Transferred to Other Real Estate Owned . . . . . .      3,484      2,197        6,643      4,596
Mortgage Loans Swapped Into
  Mortgage-Backed Securities . . . . . . . . . . . . . .          -          -            -    35,233
Investment Securities Transferred to
  Securities Available for Sale. . . . . . . . . . . . .          -    134,093            -   134,093


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SFAS No. 114, as amended, addresses the accounting for impaired loans and specifies how allowances for credit losses related to these impaired loans should be determined. SFAS No. 114 sets forth measurement methods for estimating the portion of total loans attributable to impaired loans. It does not address the overall adequacy of the allowance for loan losses, but focuses instead on the allowance for estimated credit losses on impaired loans. It is the Company's responsibility to ensure that the overall allowance for loan losses is adequate to cover all estimated credit losses in the loan portfolio. At September 30, 1995, impaired loans totaled $25.6 million (representing total nonaccrual loans) and the related allowance for loan losses was $2.6 million. Since the Company sufficiently evaluates the adequacy of the allowance for loan losses, the impact of adopting SFAS No. 114, as amended, did not have an effect on the amount of the allowance for loan losses or the existing income recognition and charge-off policies for nonperforming loans.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

EARNINGS SUMMARY
Earnings for the quarter ended September 30, 1995 were $18.1 million, an increase of 18% over 1994 third-quarter operating earnings of $15.4 million before after-tax merger-related charges of $33.9 million associated with the acquisition of Crestmont Financial Corp. ("Crestmont") and Lancaster Financial Ltd., Inc. For the nine months ended September 30, 1995, the Company posted record earnings of $53.4 million, up 28% from 1994 nine-month results excluding merger-related charges. On a per common share basis, earnings were $.53 for the third quarter of this year, a rise of 15% from operating results before merger-related charges for the same quarter of last year. Net income per common share amounted to $1.56 for the first nine months of 1995, representing a 26% increase over the same period of a year ago excluding merger-related charges. Third-quarter earnings for 1995 increased slightly from 1995 second-quarter net income of $17.9 million and per share earnings for the third quarter were 2% higher than the $.52 earned in the prior quarter. The Company reported a net loss of $18.5 million in the third quarter of 1994 and earned $7.9 million for the first nine months of last year after merger-related charges.

The Company's return on average assets was 1.31% for the third quarter of 1995, compared to 1.30% for the second quarter of 1995 and 1.12% for the third quarter of 1994 excluding merger-related charges. The return on average assets for the first nine months of 1995 was 1.30% compared to 1.03% for the same period of a year ago before merger-related charges. The return on average common stockholders' equity amounted to 15.58% for the third quarter of 1995 compared to 16.07% for the second quarter of 1995 and 13.92% for the third quarter of 1994 excluding merger-related charges. For the first nine months, such returns were 15.94% for 1995 and 12.66% for 1994 before merger-related charges. The Company's book value was $13.92 per common share at September 30, 1995, a 3% increase from the $13.48 reported at June 30, 1995.

The increase in the Company's 1995 third-quarter earnings over the amount earned before merger-related charges in the comparable prior-year period was attributable to declining noninterest expenses, a lower loan loss provision and higher noninterest income, partially offset by a modest decline in net interest income. Net income for the current year was also slightly higher than the amount earned in the second quarter of 1995 as a growth in noninterest revenues and a modest fall in noninterest expenses offset a small decline in net interest income.

NET INTEREST INCOME
Net interest income on a tax-equivalent basis declined 2% to $54.7 million in the third quarter of 1995 from the $55.7 million earned in the same quarter of 1994, primarily due to a narrowing in the net interest margin. For the first nine months of 1995, tax-equivalent net interest income grew 4% to $165.6 million from the first nine months of 1994. The nine-month increase was attributable to a six basis-point widening of the net interest margin and a 2% growth in earning assets, primarily loans. Net interest income on a tax-equivalent basis for the third quarter of 1995 decreased modestly from the $55.3 million earned in the preceding quarter, also due to a contraction in the net interest margin.

The Company's net interest margin for the third quarter of this year narrowed 12 basis points to 4.21% from the 4.33% earned in the third quarter of 1994. This decline was primarily the result of a larger increase in rates paid on deposit liabilities than those earned on loans and securities, as well as a greater proportion of higher rate time deposits. The six basis-point widening in the margin during the first nine months of 1995 to 4.29% from the same period of a year ago resulted primarily from a more favorable mix of average earning assets and an increase in the value of net noninterest bearing funds. These favorable developments were partly offset by a less favorable mix of deposit liabilities. The net interest margin for the third quarter of 1995 declined seven basis points from the second-quarter margin of 4.28%, principally due to an increase in the percentage of higher rate time deposits which caused a less favorable mix of deposit liabilities.

Average earning assets increased in both the third quarter and first nine months of this year over the comparable periods of last year as growth in average loans outpaced a decline in average securities. Average total deposits for the third quarter and first nine months of 1995 rose slightly from the same periods of 1994. Increases in average time deposit, demand deposit and money market account balances were partially offset by declines in savings and NOW account balances. Additional information regarding average balances, net interest income and the net interest margin is presented on pages eight and nine of this report.

NONINTEREST INCOME
Noninterest income amounted to $13.8 million in the third quarter of 1995, up 17% from the same quarter of 1994. Factors contributing to the increase from the same quarter of a year ago were higher mortgage banking revenues, trust income, deposit service fees and securities gains. For the first nine months of 1995, noninterest income fell 5% to $37.8 million from the $40.0 million earned during the same period of last year, primarily due to a sharp decline in mortgage banking revenues and lower mutual fund and annuity commissions. These unfavorable factors were partially offset by a rise in service fees on deposit accounts and bank equity securities gains. Third-quarter noninterest income for 1995 was up 7% from the second quarter of 1995 largely due to a significant recovery in mortgage banking revenues.

NONINTEREST EXPENSE
Third-quarter noninterest expense amounted to $38.0 million in 1995, down 6% from the same quarter of last year before merger-related charges and modestly below the level for the second quarter of this year. Included in noninterest expense for the third quarter of 1995 was a $2.3 million deposit insurance premium refund from the Federal Deposit Insurance Corporation (FDIC) and a $2.9 million charge to other real estate owned (OREO) expense in anticipation of the sale of certain OREO assets. Noninterest expense for the first nine months of 1995 totaled $113.8 million, a decline of 10% from the level for the same period of last year before merger-related charges. The principal factor contributing to these expense declines was the realization of cost savings resulting from the Crestmont acquisition in September 1994. Both the third-quarter and nine-month expense declines in 1995 from their respective prior-year periods were partly offset by increases in advertising and consulting expenses.

APPLICABLE INCOME TAX EXPENSE (BENEFIT)
Applicable income tax expense for the third quarter of 1995 amounted to $10.2 million compared to an applicable income tax benefit of $6.2 million for the third quarter a year ago. The effective rate was 35.9% for the third quarter of 1995 and 25.2% for the third quarter of 1994. Adjusted for the effect of merger-related charges, the 1994 third-quarter effective rate was 36.5%. The modest decrease in the effective tax rate for the third quarter of 1995 from the adjusted effective tax rate for the same quarter of last year was primarily due to a lower effective state tax rate.

Applicable income taxes for the first nine months of 1995 and 1994 were $29.5 million and $7.4 million. The effective tax rate was 35.6% in the first nine months of 1995 and 48.3% in the comparable period of 1994. Adjusted for the effect of the merger-related charges, the 1994 nine-month effective tax rate would have been 34.9%. The modest increase in the effective tax rate for the nine months ended September 30, 1995 compared to the adjusted effective tax rate for the same period of a year ago was primarily attributable to a lower proportion of tax-exempt income, partly offset by a lower effective state tax rate.

                              THE SUMMIT BANCORPORATION AND SUBSIDIARIES
            AVERAGE CONSOLIDATED BALANCE SHEET, NET INTEREST INCOME AND NET INTEREST MARGIN
                             (In Thousands and on a Tax-Equivalent Basis)

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                         ---------------------------------------------------------------
                                                                     1995                           1994
                                                         ---------------------------        ----------------------------
                                                         AVERAGE             AVERAGE        AVERAGE              AVERAGE
                                                         BALANCE   INTEREST   RATE          BALANCE    INTEREST   RATE
                                                         -------   --------  -------        -------    --------  -------
ASSETS

Short-Term Investments . . . . . . . . . . . . .   $     65,180  $     923    5.62%    $     56,489  $     574    4.03%

Investment Securities:
 U.S. Treasury . . . . . . . . . . . . . . . . .         13,595        225    6.57           17,037        209    4.87
 U.S. Government Agency. . . . . . . . . . . . .        614,336     10,289    6.70          512,685      7,294    5.69
 State and Municipal . . . . . . . . . . . . . .         26,327        547    8.30           53,376        921    6.90
 Other Securities. . . . . . . . . . . . . . . .        301,835      4,442    5.89          246,363      3,545    5.76
                                                      ---------    -------                ---------    -------
   Total Investment Securities . . . . . . . . .        956,093     15,503    6.49          829,461     11,969    5.77
Securities Available For Sale:
 U.S. Treasury . . . . . . . . . . . . . . . . .         39,672        597    5.97          117,152      1,368    4.63
 U.S. Government Agency. . . . . . . . . . . . .        499,421      7,953    6.37          575,801      8,449    5.87
 State and Municipal . . . . . . . . . . . . . .         12,646        219    6.92                -          -       -
 Other Securities. . . . . . . . . . . . . . . .        144,004      2,261    6.28          242,436      3,428    5.66
                                                      ---------    -------                ---------    -------
   Total Securities Available For Sale . . . . .        695,743     11,030    6.34          935,389     13,245    5.66

Trading Account Securities . . . . . . . . . . .          1,005         14    5.53            1,085         16    5.85

Loans:
 Commercial. . . . . . . . . . . . . . . . . . .        631,545     15,061    9.46          611,464     12,422    8.06
 Consumer. . . . . . . . . . . . . . . . . . . .        534,539     12,166    9.03          468,089      9,973    8.45
 Construction. . . . . . . . . . . . . . . . . .         90,390      2,356   10.34           81,540      1,802    8.77
 Commercial Mortgage . . . . . . . . . . . . . .        734,667     16,717    9.10          800,756     16,309    8.15
 Residential Mortgage. . . . . . . . . . . . . .      1,499,217     28,205    7.53        1,354,558     23,125    6.83
                                                      ---------    -------                ---------    -------
   Total Loans . . . . . . . . . . . . . . . . .      3,490,358     74,505    8.51        3,316,407     63,631    7.65
                                                      ---------    -------                ---------    -------
   Total Earning Assets. . . . . . . . . . . . .      5,208,379    101,975    7.81        5,138,831     89,435    6.94
                                                                   -------    ----                     -------    ----

Allowance for Loan Losses. . . . . . . . . . . .        (92,167)                            (95,813)
Cash and Due from Banks. . . . . . . . . . . . .        243,799                             232,723
Premises and Equipment . . . . . . . . . . . . .         44,319                              46,591
Other Real Estate Owned. . . . . . . . . . . . .         14,127                              29,768
Other Assets . . . . . . . . . . . . . . . . . .        121,896                             142,290
                                                      ---------                           ---------
   Total Assets. . . . . . . . . . . . . . . . .   $  5,540,353                        $  5,494,390
                                                      =========                           =========





LIABILITIES AND STOCKHOLDERS' EQUITY
NOW Accounts . . . . . . . . . . . . . . . . . .   $    625,080      2,013    1.28     $    689,559      2,359    1.36
Money Market Accounts. . . . . . . . . . . . . .        843,578      8,816    4.15          805,863      5,258    2.59
Savings Deposits . . . . . . . . . . . . . . . .        891,422      8,640    3.85        1,022,922      6,901    2.68
Money Market Certificates of Deposit . . . . . .        206,720      2,418    4.64          298,681      2,043    2.71
Certificates of Deposits of $100,000 and Over. .        286,378      4,167    5.77          228,233      2,391    4.16
Other Time Deposits. . . . . . . . . . . . . . .        953,429     13,696    5.70          708,385      7,813    4.38
                                                      ---------    -------                ---------    -------
   Total Interest Bearing Deposits . . . . . . .      3,806,607     39,750    4.14        3,753,643     26,765    2.83

Short-Term Borrowings. . . . . . . . . . . . . .        159,112      2,286    5.70          268,793      2,949    4.35
Long-Term Debt . . . . . . . . . . . . . . . . .        301,160      5,206    6.91          251,672      3,990    6.34
                                                      ---------    -------                ---------    -------
   Total Interest Bearing Liabilities. . . . . .      4,266,879     47,242    4.40        4,274,108     33,704    3.13
                                                                   -------    ----                     -------    ----

Demand Deposits. . . . . . . . . . . . . . . . .        727,733                             684,847
Accrued Expenses and Other Liabilities . . . . .         72,195                              80,932
                                                      ---------                           ---------
   Total Liabilities . . . . . . . . . . . . . .      5,066,807                           5,039,887

Preferred Stock. . . . . . . . . . . . . . . . .         12,612                              20,000
Common Stock . . . . . . . . . . . . . . . . . .        460,934                             434,503
                                                      ---------                           ---------
   Total Stockholders' Equity. . . . . . . . . .        473,546                             454,503
                                                      ---------                           ---------

   Total Liabilities and Stockholders' Equity. .   $  5,540,353                        $  5,494,390
                                                      =========                           =========
Spread on Interest Bearing Liabilities . . . . .                              3.41                                3.81
Effect of Net Noninterest Bearing Funds. . . . .                               .80                                 .52
                                                                              ----                                ----
NET INTEREST INCOME. . . . . . . . . . . . . . .                 $  54,733                           $  55,731
                                                                    ======                              ======
NET INTEREST MARGIN. . . . . . . . . . . . . . .                              4.21%                               4.33%
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


                              THE SUMMIT BANCORPORATION AND SUBSIDIARIES
            AVERAGE CONSOLIDATED BALANCE SHEET, NET INTEREST INCOME AND NET INTEREST MARGIN
                             (In Thousands and on a Tax-Equivalent Basis)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                         ---------------------------------------------------------------
                                                                     1995                           1994
                                                         ---------------------------        ----------------------------
                                                         AVERAGE             AVERAGE        AVERAGE              AVERAGE
                                                         BALANCE   INTEREST   RATE          BALANCE    INTEREST   RATE
                                                         -------   --------  -------        -------    --------  -------
ASSETS

Short-Term Investments . . . . . . . . . . . . .   $     76,243  $   3,373    5.91%    $    120,535  $   3,083    3.42%

Investment Securities:
 U.S. Treasury . . . . . . . . . . . . . . . . .         14,291        711    6.65           21,672        819    5.05
 U.S. Government Agency. . . . . . . . . . . . .        554,170     27,202    6.54          519,483     21,723    5.58
 State and Municipal . . . . . . . . . . . . . .         36,573      2,153    7.85           61,773      3,174    6.85
 Other Securities. . . . . . . . . . . . . . . .        286,078     12,548    5.85          273,679     12,123    5.91
                                                      ---------    -------                ---------    -------
   Total Investment Securities . . . . . . . . .        891,112     42,614    6.38          876,607     37,839    5.76
                                                      ---------    -------                ---------    -------
Securities Available For Sale:
 U.S. Treasury . . . . . . . . . . . . . . . . .         42,648      1,849    5.80           91,057      3,214    4.72
 U.S. Government Agency. . . . . . . . . . . . .        512,000     25,875    6.74          501,960     20,740    5.51
 State and Municipal . . . . . . . . . . . . . .          6,717        353    7.01                -          -       -
 Other Securities. . . . . . . . . . . . . . . .        148,502      7,490    6.72          264,517      9,666    4.87
                                                      ---------    -------                ---------    -------
   Total Securities Available For Sale . . . . .        709,867     35,567    6.68          857,534     33,620    5.23
                                                      ---------    -------                ---------    -------

Trading Account Securities . . . . . . . . . . .            887         37    5.58            1,434         59    5.50

Loans:
 Commercial. . . . . . . . . . . . . . . . . . .        637,802     44,966    9.43          589,281     33,426    7.58
 Consumer. . . . . . . . . . . . . . . . . . . .        521,630     35,105    9.00          426,130     27,309    8.57
 Construction. . . . . . . . . . . . . . . . . .         85,664      6,868   10.72           91,520      5,593    8.17
 Commercial Mortgage . . . . . . . . . . . . . .        733,167     49,502    9.00          805,140     47,836    7.92
 Residential Mortgage. . . . . . . . . . . . . .      1,490,184     81,687    7.31        1,260,515     64,994    6.87
                                                      ---------    -------                ---------    -------
   Total Loans . . . . . . . . . . . . . . . . .      3,468,447    218,128    8.39        3,172,586    179,158    7.54
                                                      ---------    -------                ---------    -------
   Total Earning Assets. . . . . . . . . . . . .      5,146,556    299,719    7.77        5,028,696    253,759    6.73
                                                                   -------    ----                     -------    ----

Allowance for Loan Losses. . . . . . . . . . . .        (91,975)                            (95,365)
Cash and Due from Banks. . . . . . . . . . . . .        232,056                             229,151
Premises and Equipment . . . . . . . . . . . . .         44,870                              45,828
Other Real Estate Owned. . . . . . . . . . . . .         15,613                              33,320
Other Assets . . . . . . . . . . . . . . . . . .        132,599                             142,122
                                                      ---------                           ---------
   Total Assets. . . . . . . . . . . . . . . . .   $  5,479,719                        $  5,383,752
                                                      =========                           =========


LIABILITIES AND STOCKHOLDERS' EQUITY
NOW Accounts . . . . . . . . . . . . . . . . . .   $    636,133      6,175    1.30     $    694,278      7,162    1.38
Money Market Accounts. . . . . . . . . . . . . .        814,196     24,735    4.06          798,856     13,933    2.33
Savings Deposits . . . . . . . . . . . . . . . .        902,202     23,929    3.55        1,039,383     19,770    2.54
Money Market Certificates of Deposit . . . . . .        213,973      6,709    4.19          335,045      6,772    2.70
Certificates of Deposits of $100,000 and Over. .        277,242     11,900    5.74          133,366      3,686    3.70
Other Time Deposits. . . . . . . . . . . . . . .        896,237     36,831    5.49          736,685     24,738    4.49
                                                      ---------    -------                ---------    -------
   Total Interest Bearing Deposits . . . . . . .      3,739,983    110,279    3.94        3,737,613     76,061    2.72
                                                      ---------    -------                ---------    -------

Short-Term Borrowings. . . . . . . . . . . . . .        188,329      8,195    5.82          205,401      6,241    4.06
Long-Term Debt . . . . . . . . . . . . . . . . .        309,729     15,685    6.75          256,347     11,608    6.04
                                                      ---------    -------                ---------    -------
   Total Interest Bearing Liabilities. . . . . .      4,238,041    134,159    4.23        4,199,361     93,910    2.99
                                                                   -------    ----                     -------    ----

Demand Deposits. . . . . . . . . . . . . . . . .        710,627                             654,826
Accrued Expenses and Other Liabilities . . . . .         75,850                              79,472
                                                      ---------                           ---------
   Total Liabilities . . . . . . . . . . . . . .      5,024,518                           4,933,659

Preferred Stock. . . . . . . . . . . . . . . . .         14,628                              20,000
Common Stock . . . . . . . . . . . . . . . . . .        440,573                             430,093
                                                      ---------                           ---------
   Total Stockholders' Equity. . . . . . . . . .        455,201                             450,093
                                                      ---------                           ---------
   Total Liabilities and Stockholders' Equity. .   $  5,479,719                        $  5,383,752
                                                      =========                           =========

Spread on Interest Bearing Liabilities . . . . .                              3.54                                3.74
Effect of Net Noninterest Bearing Funds. . . . .                               .75                                 .49
                                                                              ----                                ----
NET INTEREST INCOME. . . . . . . . . . . . . . .                 $ 165,560                           $ 159,849
                                                                   =======                             =======

NET INTEREST MARGIN. . . . . . . . . . . . . . .                              4.29%                               4.23%
                                                                              ====                                ====


Notes:
(1) The above table includes nonaccrual loans.
(2) Fees on loans have been included in interest on loans.

                                           FINANCIAL CONDITION

ASSET QUALITY
Nonperforming assets, consisting of both nonperforming loans and OREO, amounted to $39.0 million at September 30, 1995, $45.3 million at June 30, 1995 and $65.3 million at September 30, 1994. Total nonperforming loans were $25.6 million at September 30, 1995 compared to $30.9 million at June 30, 1995 and $46.2 million at September 30, 1994. OREO totaled $13.4 million at September 30, 1995 versus $14.4 million at June 30, 1995 and $19.1 million at September 30, 1994.

The allowance for loan losses at September 30, 1995 was $90.8 million covering 233% of nonperforming assets and 354% of nonperforming loans. The comparable nonperforming coverage ratios were 202% and 295% at June 30, 1995 and 139% and 197% at September 30, 1994. At September 30, 1995, nonperforming assets as a percentage of loans and OREO totaled 1.11% compared to 1.31% at June 30, 1995 and 1.94% at September 30, 1994.

The provision for loan losses equaled $1.2 million in both the second and third quarters of 1995 and $1.7 million in the third quarter of last year.
Net charge-offs amounted to $1.8 million in the third quarter of 1995, $1.0 million in the second quarter of 1995 and $5.1 million in the third quarter of 1994. The loan loss provision was $3.6 million and $6.8 million in the first nine months of 1995 and 1994, respectively, while net charge-offs totaled $4.0 million and $10.9 million for the same periods.

Further information regarding the Company's loan portfolio, nonaccrual loans, nonperforming assets and allowance for loan losses is presented on pages 12 and 13 of this report.

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

FINANCIAL DERIVATIVES
The Company uses off-balance financial instruments to augment the management of its interest rate sensitivity risk. The notional principal amounts associated with these instruments are not recorded as assets or liabilities, but are used primarily to determine the amount of cash flows to be exchanged. The notional principal amounts are not exchanged. Notional values are also used as a basis for evaluating market risk and counterparty credit risk, but do not represent the amount of potential gain or loss associated with these risks. Financial derivatives are employed only after a review of the current and prospective financial implications of such transactions by the ALCO. The notional value of interest rate swap and cap agreements were $175 million at September 30, 1995, $180 million at June 30, 1995 and $248 million at September 30, 1994.

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

On May 9, 1995, the Company announced that its Board of Directors authorized the repurchase of up to 7% of the total common shares outstanding or approximately 2.3 million shares. This stock repurchase is anticipated to be undertaken from time to time in the open market or through privately negotiated transactions. Management does not anticipate any further repurchase transactions under this new program in view of the recently announced definitive agreement with UJB Financial Corp ("UJB").


The Federal Reserve has established guidelines for a risk-based capital approach to measure capital adequacy. These standards provide a method of monitoring capital adequacy that is more sensitive to the risk factors of a bank's asset base, including off-balance sheet risk exposures. A minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% should be Tier 1 capital, is required. Based on these guidelines, the Company's Tier 1 risk-adjusted capital ratio was 12.80% at September 30, 1995 and 11.99% at September 30, 1994. The Company's total capital ratio equaled 15.40% on September 30, 1995 and 14.65% on September 30, 1994. These ratios continue to exceed the regulatory minimums prescribed for bank holding companies.


In addition to the risk-based capital guidelines, the Federal Reserve has adopted a leverage standard to supplement the risk-based ratios in determining overall capital adequacy. A minimum ratio of Tier 1 capital to total assets of 3% was established. Under these guidelines, institutions operating at the 3% minimum are expected to have well diversified risk profiles, including no undue interest rate risk, excellent asset quality, high liquidity, and good earnings. Institutions not meeting these characteristics, as well as institutions experiencing growth, would be expected to maintain capital levels ranging from 100 to 200 basis points above the minimum. The Company's Tier 1 capital to asset ratio was 8.44% on September 30, 1995 and 7.79% on September 30, 1994.


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


PENDING ACQUISITION AND MERGER
On June 14, 1995, the Company and Garden State BancShares, Inc. ("Garden State") announced a definitive purchase agreement for the Company to acquire Garden State in a tax-free exchange of stock. The merger is subject to approval by Garden State shareholders, as well as by the appropriate state and federal banking authorities.

On September 11, 1995, UJB and the Company announced a definitive agreement to merge in a stock-for-stock exchange. The Company's shareholders will receive
 .90 shares of UJB common stock for each share of the Company's common stock in a tax-free exchange. The merger will be accounted for as a pooling of interests. The merger is subject to approval by both the Company's and UJB's shareholders and by the appropriate state and federal banking authorities.
This transaction is expected to close in the first quarter of 1996.

ASSET QUALITY DATA (IN THOUSANDS)

                                                                       SEPTEMBER 30,
                                                    ---------------------------------------------------
                                                                                 NONPERFORMING LOANS AS
                                                             LOANS                A % OF LOAN CATEGORY
                                                    ---------------------------------------------------
                                                      1995          1994           1995         1994
                                                     ------        ------         ------       ------
LOAN PORTFOLIO
Commercial . . . . . . . . . . . . . . . . . .     $  623,366    $  624,971        1.10%        2.87%
Consumer . . . . . . . . . . . . . . . . . . .        550,295       485,943         .58          .55
Real Estate:
  Construction . . . . . . . . . . . . . . . .         96,308        77,166        2.91         8.75
  Commercial . . . . . . . . . . . . . . . . .        760,567       744,009        1.08         1.67
  Residential. . . . . . . . . . . . . . . . .      1,473,239     1,420,808         .31          .45
                                                    ---------     ---------
      Total. . . . . . . . . . . . . . . . . .     $3,503,775    $3,352,897         .73%        1.38%
                                                    =========     =========        ====         ====

                                                         SEPTEMBER 30,         DECEMBER 31,
                                                     --------------------      ------------
                                                      1995          1994           1994
                                                     ------        ------         ------
NONPERFORMING ASSETS
Nonaccrual Loans:
  Commercial . . . . . . . . . . . . . . . . .       $  6,886       $17,732       $12,022
  Consumer . . . . . . . . . . . . . . . . . .          3,219         2,680         3,034
  Real Estate:
      Construction . . . . . . . . . . . . . .          2,807         6,753         5,591
      Commercial . . . . . . . . . . . . . . .          8,210        12,461         8,083
      Residential. . . . . . . . . . . . . . .          4,511         6,430         5,514
                                                       ------        ------        ------
      Total Nonaccrual Loans . . . . . . . . .         25,633        46,056        34,244
Restructured Loans:
  Commercial . . . . . . . . . . . . . . . . .              -           184           182
  Real Estate - Commercial . . . . . . . . . .              -             -             -
                                                       ------        ------        ------
      Total Restructured Loans . . . . . . . .              -           184           182
                                                       ------        ------        ------
      Total Nonperforming Loans. . . . . . . .         25,633        46,240        34,426
Other Real Estate Owned (OREO) . . . . . . . .         13,401        19,047        15,830
                                                       ------        ------        ------
      Total Nonperforming Assets . . . . . . .        $39,034       $65,287       $50,256
                                                       ======        ======        ======
Loans Past Due 90 Days or More
  and Accruing . . . . . . . . . . . . . . . .        $13,807       $15,702       $14,182
                                                       ======        ======        ======
As a % of Loans and OREO:
  Nonperforming Assets . . . . . . . . . . . .           1.11%         1.94%         1.45%
  Loans Past Due 90 Days or More
    and Accruing . . . . . . . . . . . . . . .            .39           .47           .41


                                                        1995          1994
                                                       ------        ------
CHANGE IN NONPERFORMING LOANS
Balance, January 1,. . . . . . . . . . . . . .        $34,426       $78,594
Adjustment for the Pooling of a Company
  with a Different Fiscal Year-End . . . . . .              -        (1,400)
Loans Placed on Nonaccrual Status. . . . . . .         15,253        33,246
Loans Sold . . . . . . . . . . . . . . . . . .              -       (30,399)
Principal Repayments . . . . . . . . . . . . .         (8,156)      (14,314)
Charge-Offs. . . . . . . . . . . . . . . . . .         (6,187)      (14,008)
Transfers to OREO. . . . . . . . . . . . . . .         (6,643)       (4,596)
Restored to Accrual Status . . . . . . . . . .         (1,912)          (28)
Interest Payments Applied to Principal . . . .         (1,148)         (855)
                                                       ------        ------
      Balance, September 30, . . . . . . . . .        $25,633       $46,240
                                                       ======        ======

                                                                            1995          1994
                                                                           ------        ------
ALLOWANCE FOR LOAN LOSSES
Balance, January 1, . . . . . . . . . . . . . . . . . . . . . . . .       $91,169      $ 94,874
Balance Relating to Acquisition . . . . . . . . . . . . . . . . . .             -           255
Adjustment for the Pooling of a Company with a
  Different Fiscal Year-End . . . . . . . . . . . . . . . . . . . .             -          (178)
Charge-Offs:
     Commercial . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,632)       (3,040)
     Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,437)       (1,127)
     Real Estate:
        Construction. . . . . . . . . . . . . . . . . . . . . . . .          (450)          (29)
        Commercial. . . . . . . . . . . . . . . . . . . . . . . . .          (853)       (7,075)
        Residential . . . . . . . . . . . . . . . . . . . . . . . .          (815)       (2,737)
                                                                            -----        ------
          Total Charge-Offs . . . . . . . . . . . . . . . . . . . .        (6,187)      (14,008)
                                                                            -----        ------

Recoveries:
     Commercial . . . . . . . . . . . . . . . . . . . . . . . . . .         1,342         2,183
     Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . .           384           462
     Real Estate:
        Construction. . . . . . . . . . . . . . . . . . . . . . . .           205            73
        Commercial. . . . . . . . . . . . . . . . . . . . . . . . .           148            85
        Residential . . . . . . . . . . . . . . . . . . . . . . . .           158           321
                                                                            -----         -----
          Total Recoveries. . . . . . . . . . . . . . . . . . . . .         2,237         3,124
                                                                            -----        ------
Net Charge-Offs . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,950)      (10,884)
Provision for Loan Losses . . . . . . . . . . . . . . . . . . . . .         3,600         6,795
                                                                           ------        ------
          Balance, September 30,. . . . . . . . . . . . . . . . . .       $90,819      $ 90,862
                                                                           ======        ======

Net Charge-Offs as a % of Average Loans . . . . . . . . . . . . . .           .15%          .46%
Allowance for Loan Losses as a % of:
     Loans at Period-End. . . . . . . . . . . . . . . . . . . . . .          2.59          2.71
     Nonperforming Loans. . . . . . . . . . . . . . . . . . . . . .           354           197
     Nonperforming Assets . . . . . . . . . . . . . . . . . . . . .           233           139


                                       PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

No information is reported under this item.


ITEM 2.      CHANGES IN SECURITIES

No changes have been made to the rights of holders of any class of securities during the third quarter of 1995.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

No default has occurred with respect to any of the Company's securities during the third quarter of 1995.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In accordance with the instructions to Form 10-Q, no response is required.

ITEM 5.      OTHER INFORMATION

No information is reported under this item.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

Exhibit 10(l). Agreements dated September 1, 1995 between The Summit Bancorporation and Robert G. Cox, John R. Feeney, Dennis McChesney, James S. Little, Elwood L. Bowman II, Stewart McClure and Richard Ranelli.

Exhibit 12.          Computation of Ratio of Earnings to Fixed Charges.


(b)       Reports on Form 8-K

The following reports on Form 8-K has been filed during the quarter for which this report is filed:

   Date                                        Subject

June 13, 1995             Announcement of the signing of a definitive merger
                          agreement with Garden State BancShares, Inc. pursuant to which the Company will acquire Garden State in a tax-free, stock-for-stock merger.

September 10, 1995        Announcement of the signing of a definitive merger
                          agreement with UJB Financial Corp., pursuant to which the Registrant will be merged with and into UJB in a stock-for-stock transaction.

                                               SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 23RD DAY OF OCTOBER 1995.



                                           THE SUMMIT BANCORPORATION
                                           (REGISTRANT)



                                           By
                                                    /s/ Alfred J. Soles
                                           . . . . . . . . . . . . . . . .
                                           (ALFRED J. SOLES, SENIOR VICE
                                           PRESIDENT AND PRINCIPAL ACCOUNTING
                                           OFFICER)

                                            INDEX - EXHIBITS


EXHIBIT NO.                                    DESCRIPTION                PAGE
----------                                     -----------                ----


10(l)      Agreements dated September 1, 1995 between The Summit
           Bancorporation and Robert G. Cox, John R. Feeney, Dennis
           S. McChesney, James S. Little, Elwood L. Bowman II,
           Stewart McClure and Richard Ranelli. . . . . . . . . . .        17

12         Computation of Ratio of Earnings to Fixed Charges. . . .       136